Form 10-K405
period 2001-12-31
MELLON BANK N A; MELLON PREMIUM FINANCE LOAN OWNER TRUST; MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
filed 2002-03-27
CIK 216543, 1141438, 1021949

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

                                MELLON BANK, N.A.

           (Originator of Mellon Bank Premium Finance Loan Master Trust)
              (Exact name of Registrant as specified in its charter)

       United States                  333-04178                 25-0659306
(State or other jurisdiction         (Commission            (IRS Employer ID
     of incorporation)               File Number)                Number)

                                One Mellon Center
                         Pittsburgh, Pennsylvania 15258
                                 (412) 234-5000
   (Address, including zip code, and telephone number, including area code, of registrant's principal offices)

                                       N/A
          (Former name or former address, if changed since last report)

        -------------------------------------------------------------------

                  MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
             (Exact name of Registrant as specified in its charter)

          New York                   333-11961                    51-0015912
(State or other jurisdiction        (Commission                (IRS Employer ID
      of incorporation)             File Number)                    Number)

                                One Mellon Center
                              Pittsburgh, PA 15258
                                 (412) 234-5000
    (Address, including zip code, and telephone number, including area code, of registrant's principal offices)

                                       N/A
           (Former name or former address, if changed since last report)

        -------------------------------------------------------------------

                      MELLON PREMIUM FINANCE LOAN OWNER TRUST
              (Exact name of Registrant as specified in its charter)

         Delaware                   33-61760-02                  51-6522553
(State or other jurisdiction        (Commission               (IRS Employer ID
     of incorporation)              File Number)                   Number)

               c/o Chase Manhattan Bank, USA, National Association
                              1201 N. Market Street
                              Wilmington, DE 19801
                                 (302) 428-3372

                                Carl Krasik, Esq.
                          Mellon Financial Corporation
                                   Suite 1910
                                500 Grant Street
                       Pittsburgh, Pennsylvania 15258-0001
                                 (412) 234-5222
   (Address, including zip code, and telephone number, including area code, of registrant's principal offices)

                                       N/A
          (Former name or former address, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
The Registrant estimates that as of March 1, 2002, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates of the Registrant was $0.

As of March 1, 2002, the Registrant had no outstanding shares of any class of common stock.

No documents have been incorporated by reference in this Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                                Page
                                                                                      ----
Item 1.      Business                                                                  1
Item 2.      Properties                                                                1
Item 3.      Legal Proceedings                                                         1
Item 4.      Submission of Matters to a Vote of Security Holders                       1


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters       1
Item 6.    Selected Financial Data                                                     1
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 2
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk                                                               2
Item 8.    Financial Statements and Supplementary Data                                 2
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                                    2

PART III

Item 10.   Directors and Executive Officers of the Registrant                          2
Item 11.   Executive Compensation                                                      2
Item 12.   Security Ownership of Certain Beneficial Owners and Management              2
Item 13.   Certain Relationships and Related Transactions                              2


PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K           3

         The Mellon Bank Premium Finance Loan Master Trust (the "Master Trust") was formed pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1996, among Mellon Bank, N.A. ("Mellon Bank"), as Transferor, AFCO Credit Corporation ("AFCO") and AFCO Acceptance Corporation ("AFCO Acceptance"), as Servicer, Premium Financing Specialists, Inc. ("PFS") and Premium Financing Specialists of California, Inc. ("PFSC"), as Back-up Servicer, and The First National Bank of Chicago, as Trustee. An Amended and Restated Pooling and Servicing Agreement for the Master Trust, dated as of June 15, 2001, was entered into by and among Mellon Premium Finance Loan Owner Trust (the "Owner Trust"), AFCO Credit and AFCO Acceptance, as Servicer, PFS and PFSC, as Back-up Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee. The Master Trust was formed for the purpose of acquiring certain trust assets and issuing certificates under the Pooling and Servicing Agreement, as amended and restated from time to time, and one or more supplements thereto. The property of the Master Trust includes a portfolio of receivables arising under selected premium finance agreements originated by either AFCO Credit or AFCO Acceptance to finance the payment of premiums and related sums on insurance policies, which were transferred by AFCO Credit or AFCO Acceptance to the Owner Trust, and by the Owner Trust to the Master Trust.

         On December 19, 1996, the Master Trust issued $440,000,000 aggregate principal amount of Class A Floating Rate Asset Backed Certificates, Series 1996-1 and $25,000,000 aggregate principal amount of Class B Floating Rate Asset Backed Certificates, Series 1996-1 (together, the "1996 Certificates") under Registration Statement No. 333-11961 and (in a non-registered transaction) an uncertificated interest in the Master Trust in the principal amount of $35,000,000 designated as the Collateral Interest, Series 1996-1 (the "1996 Collateral Interest"). On June 15, 2001, the entire principal of and all interest due on the 1996 Certificates and the 1996 Collateral Interest was paid in full. On June 15, 2001, the Trust issued $450,000,000 aggregate principal amount of Class A Floating Rate Asset Backed Certificates, Series 2001-1 and $20,000,000 aggregate principal amount of Class B Floating Rate Asset Backed Certificates, Series 2001-1 under Registration Statement Nos. 333-53250, 333-53250-01 and 333-53250-02 (on Form S-3) (together, the "2001 Public
Certificates") and (in a non-registered transaction) an uncertificated interest in the Master Trust in the principal amount of $30,000,000 designated as the Collateral Interest, Series 2001-1. Also on June 15, 2001, the Trust issued in a non-registered transaction $270,000,000 aggregate principal amount of Class A Floating Rate Asset Backed Certificates, Series 2001-2, $12,000,000 aggregate principal amount of Class B Floating Rate Asset Backed Certificates, Series 2001-2 and an uncertificated interest in the Master Trust in the principal amount of $18,000,000 designated as the Collateral Interest, Series 2001-2.

                                     PART I
ITEM 1.  BUSINESS

         Omitted.

ITEM 2.  PROPERTIES

         Omitted.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         As of March 21, 2002, there were 9 Holders of record of the Series 2001-1 Class A Certificates and 1 Holder of record of the Series 2001-1 Class B Certificates.

         To the knowledge of the Master Trust, there is an over the counter public trading market for the 2001 Public
         Certificates, although the frequency of transactions varies substantially over time.

ITEM 6.  SELECTED FINANCIAL DATA

         Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Omitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Holders of Class of 2001 Public Certificates generally do not have a right to vote and are prohibited from taking part in the management of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Listed below are the documents filed as a part of this report:

         Exhibit Number

                  20.1     Annual Certificateholders Report, Series 2001-1

                  20.2     Annual Servicer's Certificate

                  20.3     Report of Independent Certified Public Accountants

                  20.4 Annual Aggregate Certificateholders Statement, Series 2001-1


         (b)    Reports on Form 8-K:

         The Master Trust filed Forms 8-K with the Commission reporting information under Items 5 and 7, dated as follows:

                  January 9, 2001

                  January 31, 2001

                  February 9, 2001

                  February 28, 2001

                  March 9, 2001

                  March 31, 2001

                  April 10, 2001

                  May 9, 2001

                  May 21, 2001

                  June 11, 2001

                  June 15, 2001

                  July 16, 2001

                  August 9, 2001

                  September 11, 2001

                  October 9, 2001

                  November 8, 2001

                  December 11, 2001



         (c)    Omitted.

         (d)    Omitted.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MELLON BANK, N.A., as registrant

                                      By:  /s/ Michael A. Bryson
                                          -------------------------------------
                                          Name:  Michael A. Bryson
                                          Title:  Executive Vice President &
                                                  Chief Financial Officer


                                      MELLON PREMIUM FINANCE LOAN OWNER
                                      TRUST, as registrant

                                      By: Mellon Bank, N.A., as administrator


                                      By:  /s/ Michael A. Bryson
                                          -------------------------------------
                                          Name:  Michael A. Bryson
                                          Title:  Executive Vice President &
                                                  Chief Financial Officer


                                      MELLON PREMIUM FINANCE LOAN MASTER
                                      TRUST, as registrant

                                      By: Mellon Bank, N.A., as administrator


                                      By:  /s/ Michael A. Bryson
                                          -------------------------------------
                                          Name:  Michael A. Bryson
                                          Title: Executive Vice President &
                                                 Chief Financial Officer





Date:  March ___,  2002

                                  EXHIBIT INDEX
Exhibit
-------
20.1     Annual Certificateholders Report, Series 2001-1

20.2     Annual Servicer's Certificate

20.3     Report of Independent Certified Public Accountants

20.4     Annual Aggregate Certificateholders Statement, Series 2001-1