Form 10-K
period 2005-12-31
MELLON BANK N A; MELLON PREMIUM FINANCE LOAN OWNER TRUST; MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST; MELLON BANK PFL MASTER NOTE TRUST
filed 2006-03-31
CIK 216543, 1141438, 1021949, 1282775

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
MELLON BANK, N.A.
(Originator of Mellon Premium Finance Loan Owner Trust, Mellon Bank Premium Finance Loan Master Trust and Mellon Bank PFL Master Note Trust)
(Exact name of Registrant as specified in its charter)

United States (State or other jurisdiction of incorporation)	333-01478 (Commission File Number)	25-0659306 (IRS Employer ID Number)
One Mellon Center
Pittsburgh, Pennsylvania 15258
(412) 234-5000
Attention: Carl Krasik, Esq.
(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)
MELLON PREMIUM FINANCE LOAN OWNER TRUST
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	333-61760-02 (Commission File Number)	51-6522553 (IRS Employer ID Number)
c/o Chase Manhattan Bank, USA, National Association
1201 N. Market Street
Wilmington, DE 19801
(302) 428-3372
copy to
Carl Krasik, Esq.
Mellon Financial Corporation
Suite 1910
500 Grant Street
Pittsburgh, Pennsylvania 15258-0001
(412) 234-5222
(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)
MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	333-11961 (Commission File Number)	51-0015912 (IRS Employer ID Number)
One Mellon Center
Pittsburgh, Pennsylvania 15258
(412) 234-5000
Attention: Carl Krasik, Esq.
MELLON BANK PFL MASTER NOTE TRUST
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	333-113957 (Commission File Number)	51-6522553 (IRS Employer ID Number)
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐
Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2005, no shares of the registrant’s outstanding voting common stock, having a market value of $0, were held by non-affiliates of the Registrant.
As of March 1, 2006, the Registrant had no outstanding shares of any class of common stock.
No documents have been incorporated by reference in this Form 10-K.

-i-

               The Mellon Premium Finance Loan Owner Trust (the “Owner Trust”), the Mellon Bank Premium Finance Loan Master Trust (the “Master Trust”) and the Mellon Bank PFL Master Note Trust (the “Note Trust”) were originated by Mellon Bank, N.A. The Master Trust has issued asset backed certificates representing interests in a portfolio of receivables arising under selected premium finance agreements originated by either AFCO Credit or AFCO Acceptance (subsidiaries of Mellon Bank, N.A.) to finance the payment of premiums and related sums on insurance policies. These receivables were transferred by AFCO Credit or AFCO Acceptance to Mellon Bank, N.A., from Mellon Bank, N.A. to the Owner Trust, and by the Owner Trust to the Master Trust.
               On June 24, 2004, the Note Trust acquired an asset-backed certificate (the “Collateral Certificate”) issued by the Master Trust and issued $513,700,000 aggregate principal amount of Class A Notes, Series 2004-1, $22,341,000 aggregate principal amount of Class B Notes, Series 2004-1 and $13,959,000 aggregate principal amount of Class C Notes, Series 2004-1 under Registration Statement Nos. 333-113957, 333-113957-01, 333-113957-02, 333-113957-03, 333-116609, 333-116609-01, 333-116609-02 and 333-116609-03 and, in a private transaction, $8,375,600 aggregate principal amount of Class D Notes, Series 2001-1.

PART I

Item 1.	Business

Omitted.

Item 1A.	Risk Factors

Omitted.

Item 2.	Properties

Omitted.

Item 3.	Legal Proceedings

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 29, 2006, there were fifteen holders of record of the Series 2004-1 Class A Notes, one holder of record of the Series 2004-1 Class B Notes and two holders of record of the Series 2004-1 Class C Notes.

To the knowledge of the Note Trust, there is an over the counter public trading market for the Series 2004-1 Class A, B and C Notes, although the frequency of transactions varies substantially over time.

Item 6.	Selected Financial Data

Omitted.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Omitted.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements And Supplementary Data

Omitted.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls and Procedures

Omitted.

Item 9B.	Other Information

Omitted.
PART III

Item 10.	Directors And Executive Officers Of The Registrant

Omitted.

Item 11.	Executive Compensation

Omitted.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Holders of the Series 2004-1 Class A, B and C Notes generally do not have a right to vote and are prohibited from taking part in the management of the Trust.

Item 13.	Certain Relationships And Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

Omitted.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

	(a)	Listed below are the documents filed as a part of this report:

Exhibit Number

		20.1	Annual Noteholders Report

		20.2	Annual Servicer’s Certificate

		20.3	Report of Independent Certified Public Accountants

		20.4	Annual Aggregate Certificateholders Statement

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
          No annual report to security holders covering 2005 has been sent to security holders of the registrant. No proxy materials have been sent to the registrant’s security holders with respect to any annual or other meeting of security holders.

Certification
I, Michael A. Bryson, certify that:
1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Mellon Bank PFL Master Note Trust;
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

Date: March 31, 2006

/s/ Michael A. Bryson

Name:	Michael A. Bryson

Title:	Executive Vice President &
Chief Financial Officer

Mellon Bank, N.A.

C - 1

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
Chief Financial Officer

MELLON PREMIUM FINANCE LOAN
MASTER TRUST, as registrant

By: Mellon Bank, N.A., as administrator

	By:	/s/ Michael A. Bryson

		Name:	Michael A. Bryson
		Title:	Executive Vice President &
Chief Financial Officer

MELLON BANK PFL MASTER NOTE TRUST
By: Mellon Bank, N.A., as administrator

	By:	/s/ Michael A. Bryson

		Name:	Michael A. Bryson
		Title:	Executive Vice President &
Chief Financial Officer
Date: March 31, 2006

S - 1

EXHIBIT INDEX

Exhibit

20.1	Annual Noteholders Report

20.2	Annual Servicer’s Certificate

20.3	Report of Independent Certified Public Accountants

20.4	Annual Aggregate Noteholders Statement

E - 1